Form 10-Q
period 2026-06-30
BOA Acquisition Corp. II
filed 2026-08-26
CIK 2080216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number: 001-43433

BOA ACQUISITION CORP. II
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2600 Virginia Ave NW, Suite T23 Management Office Washington, D.C.	20037
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (888)
211-3261
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one Right to one Class A Ordinary Share	THEOU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	THEO	The Nasdaq Stock Market LLC
Rights, each right entitling the holder to receive one ordinary share	THEOR	The Nasdaq Stack Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act). Yes ☒ No ☐
As of August
26
, 2026, there were 14,596,500 Class A ordinary shares, $0.0001 par value, and 6,160,714 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BOA ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BOA ACQUISITION CORP. II
CONDENSED BA
LA
NCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Deferred offering costs	$1,173,705	$852,866

TOTAL ASSETS	$1,173,705	$852,866

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES
Accounts payable	$98,099	$77,886
Accrued offering costs	1,132,729	811,890

Total current liabilities	1,230,828	889,776

LONG-TERM LIABILITIES
Note payable – related party	72,218	41,061

Total liabilities	1,303,046	930,837

Commitments and Contingencies (Note 7)
STOCKHOLDER’S DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,160,714 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (1)	616	616
Additional paid-in capital	24,384	24,384
Accumulated deficit	(154,341)	(102,971)

Total Stockholder’s Deficit	(129,341)	(77,971)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$1,173,705	$852,866

(1)
This number includes up to 803,571 of Class B ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters. On August 5, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 803,571 Class B ordinary shares are no longer subject to forfeiture (Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOA ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Formation, general and administrative expenses	$20,767	$51,370

NET LOSS	$(20,767)	$(51,370)

Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	5,357,143	5,357,143
Basic and diluted net loss per Class B ordinary share	$(0.00)	$(0.01)

(1)
This number excludes up to 803,571 of Class B ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters. On August 5, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 803,571 Class B ordinary shares are no longer subject to forfeiture (Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOA ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT
(Unaudited)

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Deficit
	Shares	Amount
Balance—December 31, 2025	6,160,714	$616	$24,384	$(102,971)	$(77,971)
Net loss	—	—	—	(30,603)	(30,603)

Balance—March 31, 2026	6,160,714	$616	$24,384	$(133,574)	$(108,574)
Net loss	—	—	—	(20,767)	(20,767)

Balance—June 30, 2026	6,160,714	$616	$24,384	$(154,341)	$(129,341)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOA ACQUISITION CORP. II
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

Six Months Ended June 30, 2026
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	20,213

Net cash used in operating activities	(31,157)

CASH FLOW FROM FINANCING ACTIVITIES
Operating expenses paid by Sponsor	31,157

Net cash provided by financing activities	31,157

NET CHANGE IN CASH	—
CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Deferred offering costs included in accrued offering costs	$320,839
The accompanying notes are an integral part of these unaudited condensed financial statements.

BOA ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)
NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Organization and Operations
BOA Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 24, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (a “Business Combination”).
The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, however, it intends to focus its search on opportunities involving direct investments in real estate and infrastructure assets, particularly within the energy, telecommunications, and transportation sectors. The Company is an early-stage and emerging growth company; and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.
As of June 30, 2026, the Company had not commenced any operations. All activity for the period from July 24, 2025 (inception) through June 30, 2026, relates to the Company’s formation and preparation for its initial public offering (the “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income from the proceeds derived from the IPO. The Company’s sponsor is Bet on America II Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”). The Company has selected December 31 as its fiscal year end.
Initial Public Offering
On August 5, 2026, the Company consummated its IPO of 14,375,000 units (the “Units” and, with respect to the Class A common shares (as defined below) included in the Units offered, the “Public Shares”) at $10.00 per Unit, raising $143,750,000 of gross proceeds. Each Unit contains one Class A ordinary share and one right (“Public Right”). Of the 14,375,000 Units issued, 12,500,000 Units were included in the Company’s initial offering, and 1,875,000 Units resulted from the underwriter fully exercising its over-allotment option.
Transaction costs were $2,534,100, consisting of $630,000 cash underwriting fees and $1,904,100 of other offering costs. Of this amount, $265,709 were with a related party.
Simultaneously with the closing of the IPO, the Company completed a private sale of 221,500 private placement units (“Private Placement Units”) at $10.00 per Private Placement Unit, to Bet on America II Sponsor LLC (the “Sponsor”) and certain institutional investors (the “Private Placement Investors”) for an aggregate purchase price of $2,215,000 (the “Private Placement”). Of this amount, 101,500 units, for proceeds of $1,015,000, were with the Sponsor.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Proposed Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act. Upon the closing of the Proposed Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Proposed Public Offering, including the proceeds of the Private Placement Units, will be held in a trust account (“Trust Account”) with Odyssey Transfer and Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

BOA ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).
If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires a resolution be passed by a majority of the holders of the Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) and the Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares,” and together with the Class A ordinary shares, the “ordinary shares”) as, being entitled to do so, vote in person or by proxy at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Articles”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 6) have agreed to vote their Founder Shares and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. The Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination and waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination.
Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the IPO, without the prior consent of the Company.
The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.
If the Company is unable to complete a Business Combination within 12 months from the closing of the IPO (the “Combination Period”), the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay liquidation and dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Proposed Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible

BOA ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Going Concern Considerations
As of June 30, 2026, the Company had no cash and a working capital deficit of $1,230,828. Through June 30, 2026, the Company’s liquidity needs had been satisfied through the receipt of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares and amounts advanced by an affiliate of the Sponsor under an unsecured promissory note, of which $72,218 was outstanding as of June 30, 2026.
On August 5, 2026, subsequent to the balance sheet date and prior to the issuance of the unaudited condensed financial statements, the Company consummated the IPO and the sale of the Private Placement Units, generating aggregate gross proceeds of $143,750,000 from the IPO that was transferred to the Trust Account, $2,215,000 from the Private Placement to be used for operating expenses, and repaid the promissory note in full.
The Company has incurred and expects to incur significant costs in pursuit of the Company’s acquisition plans, and has one year from the IPO date to complete a Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, for a period of time within one year after the date that the financial statements are issued. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 6). Management plans to address this uncertainty through an initial Business Combination. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Risks and Uncertainties
Management continues to evaluate the impact of significant global events and macroeconomic conditions and has concluded that, while it is reasonably possible that such events could have a negative effect on the Company’s financial position, results of its operations and/or its search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and should be read in conjunction with the Company’s financial statements, summary of significant accounting policies and footnotes included in the Company’s prospectus as filed with the SEC on August 4, 2026. Accordingly, certain disclosures required by U.S. GAAP and normally included in Annual Reports on Form
10-K
have been condensed or omitted from this report; however, except as disclosed herein, there has been no material change in the information disclosed in the notes to the unaudited condensed financial statements included in the Company’s 2025 financial statements.

BOA ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

The accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of interim financial information. Operating results for the interim periods presented are not necessarily indicative of expected results for the full year or for any future interim periods. The Company has no items of other comprehensive income or loss; therefore, its net loss is identical to its comprehensive loss.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable.
The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had $0 in cash and cash equivalents.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

BOA ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC Topic 820,
 Fair Value Measurements and Disclosures
 (“ASC 820”), approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.
Deferred Offering Costs
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A,
Expenses of Offering
. Deferred offering costs consist of legal, accounting, registration and other costs incurred in connection with the preparation for the IPO. As of June 30, 2026 and December 31, 2025, the Company had deferred offering costs of $1,173,705 and $852,866, respectively. Upon the closing of the IPO, the deferred offering costs, together with the underwriting discounts and commissions, were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received.
Net Loss Per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260,
Earnings Per Share
. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 803,571 Class B ordinary shares that were subject to forfeiture at June 30, 2026 to the extent the underwriters’ over-allotment option was not exercised.
Simultaneously with the IPO, the underwriters exercised their over-allotment option in full. As such, the 803,571 Class B ordinary shares are no longer subject to forfeiture.
 At June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

BOA ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815,
 Derivatives and Hedging
 (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at
each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based
on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Share Rights
The Company accounts for the Public Rights and Private Placement Rights (defined below) issued in connection with the IPO and the Private Placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned value. As of June 30, 2026, there were no Public Rights and Private Placement Rights outstanding.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
NOTE 3 — INITIAL PUBLIC OFFERING
Pursuant to the IPO on August 5, 2026, the Company sold 14,375,000 Units at a purchase price of $10.00 per Unit, generating gross proceeds of $143,750,000. Each Unit consists of one Class A ordinary share and one right (each, a “Public Right”) to receive one Class A ordinary share upon the consummation of an initial Business Combination. Of the 14,375,000 Units issued, 12,500,000 Units were included in the Company’s base offering and 1,875,000 Units were issued pursuant to the underwriter’s exercise in full of its over-allotment option on August 5, 2026.

The fair value of the rights issued in the IPO was $31,781,698.

BOA ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

NOTE 4 — PRIVATE PLACEMENT
Simultaneously with the closing of the IPO, the Company sold 221,500 Private Placement Units to the Sponsor and the Private Placement Investors at a price of $10.00 per Private Placement Unit, or $2,215,000 in the aggregate, in a private placement. Each Private Placement Unit contains one Class A ordinary share and one right (“Private Placement Rights”).

The fair value of the Rights was $489,825. Of this amount, 101,500 units, for proceeds of $1,015,000, were with the Sponsor. The Sponsor also received 101,500 Private Placement Rights, which had a fair value of $224,406.
Subsequent to the consummation of the Private Placement, the Sponsor distributed 363,636 founder shares for a nominal purchase price to the Private Placement Investor. In addition, the sponsor non-managing
members purchased, indirectly through the purchase of
non-managing
sponsor membership interests, an aggregate of 100,000 private placement units at a price of $10.00 per unit for an aggregate purchase price of $1,000,000 in a private placement that closed simultaneously with the closing of the IPO. Subject to the sponsor non-managing
members purchasing, through the sponsor, the private placement units allocated to them simultaneously with the closing of IPO, the sponsor issued membership interests at a nominal purchase price to the sponsor non-managing
members reflecting their interest in an aggregate of 1,818,179 founder shares held by the sponsor. The sponsor non-managing
members have no right to vote the founder shares, private placement units or securities underlying the private placement units that they hold indirectly through their membership interests in the sponsor.
The Private Placement Units are identical to the Units sold in the IPO except that, so long as they are held by the Sponsor, the Private Placement Investors or their respective permitted transferees, the Private Placement Units (including their component securities as well as any securities underlying those component securities), they (i) are locked-up
until thirty (30) days following the completion of our initial business combination, (ii) will be entitled to registration rights and (iii) the Class A ordinary shares included as a component of the Private Placement Units will not be entitled to redemption rights.
NOTE 5 — SEGMENT INFORMATION
ASC Topic 280, Segment Reporting (“ASC 280”), establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.
The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.
The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets.
The CODM reviews formation, general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation and operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operations costs, as reported on the statement of operations, are the significant segment information provided to the CODM on a regular basis. All segment items are included in net income or loss are reported on the statement of operations and described within their respective disclosures.
The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. All balance sheet segment items are included in assets and liabilities on the balance sheet and described within their respective disclosures.

BOA ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

NOTE 6 — RELATED PARTY TRANSACTIONS
Founder Shares
On August 8, 2025, the Sponsor paid $25,000 to cover the Company’s formation costs in exchange for 7,666,667 Class B ordinary shares, $0.0001 par value (the “Founder Shares”). Prior to the June 17, 2026 forfeiture described below, up to 1,000,000 of the Founder shares were subject to complete or partial forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option was exercised.
On October 13, 2025, our sponsor transferred an aggregate 180,000 Founder Shares to our director nominees and certain members of our management team, in consideration of their service to the Company. The independent director nominees and management team members will hold such founder shares directly. The Founder Shares transferred to our independent director nominees and management team will not be subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. These transfers of the Founder Shares to our director nominees and certain other members of our management team fall within the scope of ASC 718. The total fair value of the 180,000 Founder Shares was $399,691 or $2.220 per share. The Company established the initial fair value of Founder Shares using a calculation which takes into consideration a risk-free rate of 3.58%, implied share price of $10.00, and a probability of a Business Combination of 23%. The Founder Shares are subject to a performance condition (i.e., providing services through Business Combination).
Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the total number of Founder Shares awarded to the Company’s directors and officers times the fair value per share at grant date less the amount initially received for the assignment of the Founder Shares. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.
On June 17, 2026, our sponsor forfeited 1,505,953 shares for no consideration, resulting in an average purchase price of approximately $0.004 per share. As a result of this forfeiture, 803,571 of the Founder shares are subject to complete or partial forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. This forfeiture is presented retrospectively to all prior periods in the unaudited interim condensed financial statements. This forfeiture of shares reduced the Founder Shares subject to forfeiture depending on the extent to which the underwriters’ over-allotment is exercised to 803,571.
On August 5, 2026, the underwriters exercised their over-allotment in full as part of the closing of the IPO. As such, the 803,571 shares are no longer subject to forfeiture.
The Founder Shares automatically convert into Public Shares at the time of the initial Business Combination or earlier at the option of the holder and are subject to certain transfer restrictions. The Sponsor will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the initial Business Combination. If the initial Business Combination is not completed within
12 months
from the closing of the IPO, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it.
The Sponsor, officers and directors and the Private Placement Investors have agreed not to transfer, assign or sell any of its Founder Shares until 180 days after the initial Business Combination or the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.
Related Party Loans
The Company and the Sponsor entered into a loan agreement whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). The Note is non-interest
bearing and payable on the date on which the Company consummates its IPO. As of June 30, 2026 and December 31, 2025, $72,218 and $41,061, respectively, were outstanding under the Note.

BOA ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Administrative Agreement
The Company intends to enter into an agreement, commencing on the effective date of the Proposed Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate the Sponsor a total of up to $13,333 per month for office space and administrative and support services.
Working Capital Loans
In order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds, up to $2,500,000, as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, such loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.
Consulting Services
In connection with our IPO, we engaged The Avery Companies LLC, a private investment holding company managed by our Chief Executive Officer and Chief Financial Officer, to provide consulting and advisory services related to the IPO.
Through June 30, 2026, no amounts had been incurred, and as
of June 30, 2026 and December 31, 2025, the Company had no amounts due to the Avery Companies LLC.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, Private Placement Units and the Class A ordinary shares underlying such Private Placement Units and Private Placement Rights and units that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement entered into prior to the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriter a
45-day
option from the date of the IPO to purchase up to 1,875,000 additional Units at the IPO price. The underwriter exercised the over-allotment option in full on August 5, 2026.
The underwriter was entitled to a fixed cash underwriting discount of $750,000 in the aggregate upon the closing of the IPO. The underwriters were paid $630,000 upon closing of the IPO, net of $120,000 of reimbursements. As of the date of this filing, there are no additional amounts owed.
NOTE 8 — SHAREHOLDER’S DEFECIT
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding.

BOA ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 6,160,714 Class B ordinary shares issued and outstanding. The Founder Shares included an aggregate of up to 803,571 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On August 5, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the IPO. As such, the
803,571
Founder Shares are no longer subject to forfeiture.
The Founder Shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment.
Except as set forth herein, holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds
of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can appoint all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds)
of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.
Rights
—Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one ordinary share upon consummation of the initial Business Combination. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.
NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than as noted below.
Initial Public Offering and Private Placement
In June 2026, the Company modified the following key terms of the Proposed Public Offering and Private Placement, which have been retroactively reflected in the unaudited condensed financial statements and disclosed in the respective notes to the unaudited condensed financial statements.

BOA ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

1.
On June 17, 2026, BOA’s sponsor forfeited 1,505,953 shares for no consideration. This forfeiture is presented retrospectively to all prior periods. Furthermore, the shares subject to forfeiture decreased from 1,000,000 to 803,571.

2.	The anticipated administrative service agreement has decreased from $20,000 a month to $13,333 per month.

3.	The anticipated underwriting fee has changed from $0.20 per unit to a flat cash fee of $750,000 regardless of whether or not the over-allotment gets exercised.

4.	The terms of the Units in the IPO have changed from one-eighth (1/8) Rights to one (1) Right.

5.	The size of the deal has decreased from 20,000,000 units (23,000,000 if the over-allotment was exercised) to 12,500,000 units (14,375,000 if the over-allotment is exercised).
The private placement has changed from 600,000 units to the Sponsor (630,000 in the event of the exercise of the ov er
-allotment) to 221,500 units to the sponsor and the Private Placement Investors. In addition, the sponsor non-managing
members have expressed to us an interest in purchasing, indirectly through the purchase of non-managing
sponsor membership interests, an aggregate of 100,000 private placement units at a price of $10.00 per unit for an aggregate purchase price of $1,000,000 in a private placement (whether or not the over-allotment option is exercised) that will close simultaneously with the closing of this offering. Upon closing of this offering, (i) the sponsor non-managing
members will hold
Class A-2
membership units collectively representing an interest in 1,818,179 founder shares and Class B membership units collectively representing an interest in 100,000 private placement units (ii) our sponsor will hold
Class A-1
membership units representing an interest in 803,571 founder shares,
Class A-2
membership units representing an interest in 2,995,328 founder shares and Class B membership units representing an interest in 101,500 private placement units.
The registration statement for the Company’s IPO was declared effective on August 3, 2026. On August 5, 2026, the Company consummated the IPO of 14,375,000 Units, including 1,875,000 Units issued upon the underwriters full exercise of their over-allotment option, at $10.00 per Unit, generating proceeds of $143,750,000 (see Note 3).
Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the Private Placement of 221,500 Private Placement Units, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,215,000 (see Note 4).
Transaction costs were $2,534,100, consisting of $630,000 cash underwriting fees and $1,904,100 of other offering costs. Of this amount, $265,709 were with a related party.
Repayment of Promissory Note
Immediately prior to the closing of the IPO, $531,273 was outstanding under the Note. The Note was repaid in full in connection with the closing of the IPO (see Note 6).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to BOA Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Bet on America II Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Prospectus. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on July 24, 2025. Our business purpose is to effect a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our initial business combination (“Business Combination”). We are not limited to a particular industry or geographic region, although we intend to focus our search on opportunities involving direct investments in real estate and infrastructure assets, particularly within the energy, telecommunications and transportation sectors.

As of June 30, 2026, we had not commenced any operations and had not completed our initial public offering. All activity from our inception on July 24, 2025 through June 30, 2026 related to our formation and preparation for our IPO (as defined below).

Initial Public Offering and Private Placement

On August 5, 2026, the Company consummated its initial public offering (the “IPO”) of 14,375,000 units (the “Units” and, with respect to the Class A common shares included in the Units offered, the “Public Shares”) at $10.00 per Unit, raising $14,375,000 of gross proceeds. Of the 14,375,000 Units issued, 12,500,000 Units were included in the Company’s initial offering, and 1,875,000 Units resulted from the underwriter fully exercising its over-allotment option.

Transaction costs were $2,534,100, consisting of $630,000 cash underwriting fees and $1,904,100 of other offering costs. Of this amount, $265,709 were with a related party.

Simultaneously with the closing of the IPO, the Company completed a private sale of 221,500 private placement units (“Private Placement Units”) at $10.00 per Private Placement Unit, to Bet on America II Sponsor LLC (the “Sponsor”) and certain institutional investors (the “Private Placement Investors”) for an aggregate purchase price of $2,215,000 (the “Private Placement”). Of this amount, 101,500 units, for proceeds of $1,015,000, were with the Sponsor.

If the Company is unable to complete a Business Combination within 12 months from the closing of the IPO (the “Combination Period”), the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay liquidation and dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. We do not expect to generate any operating revenues until the closing and completion of our initial Business Combination. Subsequent to the IPO, we generate non-operating income in the form of interest income on the funds held in the Trust Account. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net loss of $20,767, which consisted of formation, general and administrative expenses. We were incorporated on July 24, 2025 and therefore had no operations and incurred no expenses during the three months ended June 30, 2025.

For the six months ended June 30, 2026, we had a net loss of $51,370, which consisted of formation, general and administrative expenses. We were incorporated on July 24, 2025 and therefore had no operations and incurred no expenses during the six months ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2026, we had no cash and a working capital deficit of $1,230,828.

Sources of cash

Through June 30, 2026, our liquidity needs had been satisfied through the receipt of $25,000 from the sale of the founder shares to our Sponsor and amounts advanced by our Sponsor under an unsecured promissory note, of which $72,218 was outstanding as of June 30, 2026.

Following the IPO, we had $873,727 in our operating bank account and working capital of $709,946.

Uses of cash

The following table summarizes our cash flow:

Six Months Ended June 30, 2026
Net cash used in operating activities	$(31,157)
Net cash provided by financing activities	$31,157

Net change in cash	$—

For the six months ended June 30, 2026, net cash used in operating activities was $31,157, consisting of a net loss of $51,370 partially offset by a $20,213 increase in accounts payable and accrued expenses. Net cash provided by financing activities of $31,157 consisted of operating expenses paid on our behalf by an affiliate of our Sponsor and added to the promissory note. We held no cash at any point during the period.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Over the next 12 months (assuming a Business Combination is not consummated prior thereto), we will be using the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern

We have until August 5, 2027 to consummate an initial Business Combination. It is uncertain whether we will be able to consummate an initial Business Combination by that date. If an initial Business Combination is not consummated by that date, and the period is not extended, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, and any subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 5, 2027. The Company’s sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of June 30, 2026, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than the promissory note payable to an affiliate of our Sponsor, which was repaid in full on August 5, 2026.

Critical Accounting Estimates

The preparation of our condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could materially differ from those estimates. There were no critical accounting estimates as of or during the three and six months ended June 30, 2026.

Recent Accounting Pronouncements

Please refer to Note 2, Summary of Significant Accounting Policies, in “Part I. Financial Information — Item 1. Financial Statements” for a discussion of recent accounting pronouncements.

JOBS Act

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and we have elected to use the extended transition period for complying with new or revised accounting standards. As a result, our condensed financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our principal executive officer and principal financial officer have concluded that due to inadequate segregation of duties within account processes and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, do not provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
As a smaller reporting company, we are not required to make disclosures under this Item.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities
On August 5, 2026, simultaneously with the closing of our initial public offering, we consummated the
private placement of 221,500 private placement units at a price of $10.00 per unit to our Sponsor and certain institutional investors, generating gross proceeds of $2,215,000. Each private placement unit consists of one Class A ordinary share and one right to receive one Class A ordinary share upon consummation of our initial business combination.
Use of Proceeds from the Initial Public Offering
On August 5, 2026, we consummated our initial public offering of 14,375,000 units, including 1,875,000 units issued upon the underwriters’ full exercise of their over-allotment option, at $10.00 per unit, generating gross proceeds of $143,750,000. The securities sold in the initial public offering were registered under the Securities Act on a Registration Statement on Form
S-1
(File
No. 333-290732),
which was declared effective on August 3, 2026. D. Boral Capital LLC acted as representative of the underwriters.
We paid a total of $630,000 in underwriting discounts and commissions, net of $120,000 of reimbursements, and $1,904,100 for other costs and expenses related to the initial public offering, of which $265,709 was paid to The Avery Companies LLC, an affiliate of our Chief Executive Officer and Chief Financial Officer. There is no deferred underwriting commission payable to the underwriters. A total of $143,750,000 of the net proceeds of the initial public offering and the private placement was placed in the Trust Account. There has been no material change in the planned use of proceeds from that described in the Prospectus.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive, Financial, and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Director and Chairman of the Board Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive, Financial, and Accounting Officer and Chairman of the Board Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOA ACQUISITION CORP. II

Date: August 26, 2026		/s/ Benjamin A. Friedman
	Name:	Benjamin A. Friedman
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)