Form 10-Q
period 2026-09-30
BOA Acquisition Corp. II
filed 2026-11-12
CIK 2080216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one Right to one Class A Ordinary Share	THEOU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	THEO	The Nasdaq Stock Market LLC
Rights, each right entitling the holder to receive one ordinary share	THEOR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act). Yes ☒ No ☐
As of November 6, 2026, there were 14,596,500 Class A ordinary shares, $0.0001 par value, and 6,160,714 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BOA ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BOA ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$488,649	$—
Prepaid expenses	73,949	—

Total current assets	562,598	—

NONCURRENT ASSETS
Cash held in Trust Account	144,558,284	—
Other assets	61,625	—
Deferred offering costs	—	852,866

Total noncurrent assets	144,619,909	852,866

TOTAL ASSETS	$145,182,507	$852,866

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$48,396	$77,886
Accrued offering costs	—	811,890

Total current liabilities	48,396	889,776

LONG-TERM LIABILITIES
Accrued expenses – noncurrent	1,388,215	—
Note payable – related party	—	41,061

Total liabilities	1,436,611	930,837

Commitments and Contingencies (Note 7) Class A ordinary shares, $0.0001 par value; 14,375,000 shares subject to possible redemption at $10.06 per share	144,558,284	—
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 221,500 shares issued and outstanding (excluding 14,375,000 shares subject to possible redemption) as of September 30, 2026 and none as of December 31, 2025	22	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,160,714 shares issued and outstanding as of September 30, 2026 and December 31, 2025(1)	616	616
Additional paid-in capital	—	24,384
Accumulated deficit	(813,026)	(102,971)

Total Shareholders’ Deficit	(812,388)	(77,971)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$145,182,507	$852,866

(1)
Shares and associated amounts have been retroactively restated to reflect the forfeiture of 1,505,953 shares by the Sponsor on June 17, 2026. This number includes up to 803,571 of Class B ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters. On August 5, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 803,571 Class B ordinary shares are no longer subject to forfeiture (Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOA ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	For the Period from July 24, 2025 (inception) through September 30, 2025
OPERATING EXPENSES
Formation, general and administrative expenses	$363,947	$415,317	$53,684

Total operating expenses	(363,947)	(415,317)	(53,684)

OTHER INCOME
Interest earned on cash held in Trust Account	808,284	808,284	—

Total other income	808,284	808,284	—

NET INCOME (LOSS)	$444,337	$392,967	$(53,684)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	8,906,250	3,001,374	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.07	$0.22	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares(1)	6,297,948	6,206,961	4,821,428
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.02)	$(0.05)	$(0.01)

(1)
Shares and associated amounts have been retroactively restated to reflect the forfeiture of 1,505,953 shares by the Sponsor on June 17, 2026. This number includes up to 803,571 of Class B ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters. On August 5, 2026, the underwriters exercised their over- allotment option in full as part of the closing of the Initial Public Offering. As such, the 803,571 Class B ordinary shares are no longer subject to forfeiture (Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOA ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2025	—	$—	6,160,714	$616	$24,384	$(102,971)	$(77,971)
Net loss	—	—	—	—	—	(30,603)	(30,603)

Balance - March 31, 2026	—	$—	6,160,714	$616	$24,384	$(133,574)	$(108,574)
Net loss	—	—	—	—	—	(20,767)	(20,767)

Balance - June 30, 2026	—	$—	6,160,714	$616	$24,384	$(154,341)	$(129,341)
Issuance of Private Placement Units	221,500	22	—	—	2,214,978	—	2,215,000
Fair value of Public Rights	—	—	—	—	31,781,698	—	31,781,698
Allocated value of offering costs	—	—	—	—	(28,895)	—	(28,895)
Accretion for Class A ordinary shares, redemption value	—	—	—	—	(33,992,165)	(294,738)	(34,286,903)
Accretion of Funds in Trust	—	—	—	—	—	(808,284)	(808,284)
Net income	—	—	—	—	—	444,337	444,337

Balance - September 30, 2026	221,500	$22	6,160,714	$616	$—	$(813,026)	$(812,388)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - July 24, 2025 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	—	—	6,160,714	616	24,384	—	25,000
Net loss	—	—	—	—	—	(53,684)	(53,684)

Balance - September 30, 2025	—	$—	6,160,714	$616	$24,384	$(53,684)	$(28,684)

(1)
Shares and associated amounts have been retroactively restated to reflect the forfeiture of 1,505,953 shares by the Sponsor on June 17, 2026. This number includes up to 803,571 of Class B ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters. On August 5, 2026, the underwriters exercised their over- allotment option in full as part of the closing of the Initial Public Offering. As such, the 803,571 Class B ordinary shares are no longer subject to forfeiture (Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOA ACQUISITION CORP. II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2026	For the Period from July 24, 2025 (inception) through September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$392,967	$ (53,684)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash held in Trust Account	(808,284)	—
Changes in operating assets and liabilities:
Prepaid expenses	(73,949)	—
Accounts payable and accrued expenses	128,704	33,375
Other assets	(61,625)	—

Net cash used in operating activities	(422,187)	(20,309)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	(143,750,000)	—

Net cash used in investing activities	(143,750,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Units	143,750,000	—
Proceeds from sale of Private Placement Units	2,215,000	—
Operating expenses paid by Sponsor	490,212	20,309
Repayment of note payable – related party	(531,273)	—
Payment of deferred offering costs	(1,263,103)	—

Net cash provided by financing activities	144,660,836	20,309

NET CHANGE IN CASH	488,649	—
CASH, BEGINNING OF PERIOD	—	—

CASH, END OF PERIOD	$488,649	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Unpaid deferred offering costs	$—	$530,192
Proceeds of Class B share subscription offset against related party note payable	$—	$25,000
Deferred offering costs paid by Sponsor	$—	$20,752
Prepaid expenses applied to deferred offering costs	$—	$20,224
Fair value of public rights in IPO	$31,781,698	$—
Accretion (interest income) of Funds in Trust	$808,284	$—
Accretion of Class A Redeemable shares at IPO close	$34,286,903	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

BOA ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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
As of September 30, 2026, the Company had not commenced any operations. All activity for the period from July 24, 2025 (inception) through September 30, 2026, relates to the Company’s formation and preparation for its initial public offering (the “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company’s sponsor is Bet on America II Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”). The Company has selected December 31 as its fiscal year end.
Initial Public Offering
On August 5, 2026, the Company consummated its IPO of 14,375,000 units (the “Units” and, with respect to the Class A ordinary shares (as defined below) included in the Units offered, the “Public Shares”) at $10.00 per Unit, raising $143,750,000 of gross proceeds. Each Unit contains one Class A ordinary share and one right (“Public Right”). Of the 14,375,000 Units issued, 12,500,000 Units were included in the Company’s initial offering, and 1,875,000 Units resulted from the underwriter fully exercising its over-allotment option.
Transaction costs were $2,534,100, consisting of $630,000 cash underwriting fees and $1,904,100 of other offering costs. Of this amount, $265,709 were with a related party.
Simultaneously with the closing of the IPO, the Company completed a private sale of 221,500 private placement units (“Private Placement Units”) at $10.00 per Private Placement Unit, to the Sponsor and certain institutional investors (the “Private Placement Investors”) for an aggregate purchase price of $2,215,000 (the “Private Placement”). Of this amount, 101,500 units, for proceeds of $1,015,000, were with the Sponsor.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Upon the closing of the IPO, the Company deposited $10.00 per Unit sold in the IPO, including the proceeds of the Private Placement Units, into a trust account (the “Trust Account”) with Odyssey Transfer and Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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

BOA ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

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
The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Going Concern Considerations
As of September 30, 2026, the Company had $488,649 in cash held outside of the Trust Account and working capital of $514,202.
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

BOA ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and should be read in conjunction with the Company’s financial statements, summary of significant accounting policies and footnotes included in the Company’s prospectus as filed with the SEC on August 4, 2026. Accordingly, certain disclosures required by U.S. GAAP and normally included in Annual Reports on Form 10-K have been condensed or omitted from this report; however, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s 2025 financial statements.
The accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of interim financial information. Operating results for the interim periods presented are not necessarily indicative of expected results for the full year or for any future interim periods. The Company has no items of other comprehensive income or loss; therefore, its net income (loss) is identical to its comprehensive loss.
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

BOA ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2026 and December 31, 2025, the Company did not have any cash equivalents.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit and cash held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of September 30, 2026 and December 31, 2025, the cash held in the Trust Account in excess of the SIPC limit was $144,308,284 and $0, respectively. As of September 30, 2026 and December 31, 2025, the operating cash held in excess of the FDIC limit was $238,649 and $0, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial statements.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.
Deferred Offering Costs
The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. Deferred offering costs consist of legal, accounting, registration and other costs incurred in connection with the preparation for the IPO. As of September 30, 2026 and December 31, 2025, the Company had deferred offering costs of $0 and $852,866, respectively. Upon the closing of the IPO, the deferred offering costs, together with the underwriting discounts and commissions, were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received.
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the periods, with presentation of net income per redeemable share and non-redeemable share following the two-class method. Shares and associated amounts have been retroactively restated to reflect the forfeiture of 1,505,953 Class B ordinary shares by the Sponsor on June 17, 2026 (see Note 6).
The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Placement since the exercise of the rights is contingent upon the occurrence of future events. As of September 30, 2026 and 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts):

For the Three Months Ended September 30, 2026
	Redeemable Shares	Non-redeemable Shares
Numerator:
Interest income	$808,284	$—
Less: allocation of expenses	(213,191)	(150,756)

Total	$595,093	$(150,756)

Denominator:
Weighted average shares outstanding	8,906,250	6,297,948

Basic and diluted net income (loss) per share	$0.07	$(0.02)

BOA ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

For the Nine Months Ended September 30, 2026
	Redeemable Shares	Non-redeemable Shares
Numerator:
Interest income	$808,284	$—
Less: allocation of expenses	(135,369)	(279,948)

Total	$672,915	$(279,948)

Denominator:
Weighted average shares outstanding	3,001,374	6,206,961

Basic and diluted net income (loss) per share	$0.22	$(0.05)

For the Period from July 24, 2025 (inception) through September 30, 2025
	Redeemable Shares	Non-redeemable Shares
Numerator:
Interest income	$—	$—
Less: allocation of expenses	—	(53,684)

Total	$—	$(53,684)
Denominator:
Weighted average shares outstanding	—	4,821,428
Basic and diluted net income (loss) per share	$—	$(0.01)
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

BOA ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Share Rights
The Company accounts for the Public Rights and Private Placement Rights (defined below) issued in connection with the IPO and the Private Placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned value. As of September 30, 2026, there were 14,596,500 Public Rights and Private Placement Rights outstanding. As of December 31, 2025, there were no Public Rights or Private Placement Rights outstanding.
Class A Ordinary Shares Subject to Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, on September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$143,750,000
Less: Proceeds allocated to Public Rights	(31,781,698)
Less: Class A ordinary shares issuance cost	(2,505,205)
Plus: Remeasurement of Class A ordinary shares to redemption value	34,286,903

Class A ordinary shares subject to possible redemption, August 5, 2026	143,750,000
Plus: Accretion (interest income) of Funds in Trust	808,284

Class A ordinary shares subject to possible redemption, September 30, 2026	$144,558,284

Equity-based Compensation
The Company recognizes compensation cost related to equity-based awards granted to employees and members of the Company’s board of directors in the financial statements, in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”), based on their estimated grant-date fair value. The awards granted were deemed to have a performance condition and will vest when the performance condition has been met (i.e., upon consummation of a Business Combination). The Company has elected to account for forfeitures in compensation expense as they occur.
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

BOA ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

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
The Private Placement Units are identical to the Units sold in the IPO except that, so long as they are held by the Sponsor, the Private Placement Investors or their respective permitted transferees, the Private Placement Units (including their component securities as well as any securities underlying those component securities), (i) are locked-up
until thirty (30) days following the completion of
t
he
 initial business combination, (ii) will be entitled to registration rights and (iii) the Class A ordinary shares included as a component of the Private Placement Units will not be entitled to redemption rights.
NOTE 5 — SEGMENT INFORMATION
ASC Topic 280, Segment Reporting (“ASC 280”), establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance
.
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
On October 13, 2025, the Sponsor transferred an aggregate 180,000 Founder Shares to the director nominees and certain members of the management team, in consideration of their service to the Company. The independent director nominees and management team members will hold such founder shares directly. The Founder Shares transferred to the independent director nominees and management team will not be subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. These transfers of the Founder Shares to the director nominees and certain other members of the management team fall within the scope of ASC 718. The total fair value of the 180,000 Founder Shares was $399,691 or $2.220 per share. The Company established the initial fair value of Founder Shares using a calculation which takes into consideration a risk-free rate of 3.58%, implied share price of $10.00, and a probability of a Business Combination of 23%. The Founder Shares are subject to a performance condition (i.e., providing services through Business Combination).

BOA ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the total number of Founder Shares awarded to the Company’s directors and officers times the fair value per share at grant date less the amount initially received for the assignment of the Founder Shares. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.
On June 17, 2026,
the
S
ponsor forfeited 1,505,953 shares for no consideration, resulting in an average purchase price of approximately $0.004 per share. As a result of this forfeiture, 803,571 of the Founder shares are subject to complete or partial forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. This forfeiture is presented retrospectively to all prior periods in the unaudited interim condensed financial statements. This forfeiture of shares reduced the Founder Shares subject to forfeiture depending on the extent to which the underwriters’ over-allotment is exercised to 803,571.
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
Related Party Loans
The Company and the Sponsor entered into a loan agreement whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). The Note was non-interest
bearing and payable on the date on which the Company consummated its IPO. As of September 30, 2026 and December 31, 2025, $0 and $41,061, respectively, were outstanding under the Note. The Note was fully repaid in connection with the IPO and is no longer available to the Company.
Administrative Agreement
The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of
the Sponsor a total of up to $13,333 per month for office space and administrative and support services. For the three and nine months ended September 30, 2026, the Company incurred $13,333 in fees for these services, which are included within Formation, general and administrative expenses in the unaudited condensed interim statements of operations. There were no related amounts payable as of September 30, 2026 or December 31, 2025.
Working Capital Loans
In order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds, up to $2,500,000, as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, such loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.
Consulting Services
In connection with the IPO, the Company engaged the Avery Companies LLC, a private investment holding company managed by the Chief Executive Officer and Chief Financial Officer, to provide consulting and advisory services related to the IPO.
 Through September 30, 2026, these costs amounted to $265,709, which were included in the offering costs of the IPO. These costs were settled as part of the closing costs of the IPO. As of September 30, 2026 and December 31, 2025, the Company had no amounts due to the Avery Companies LLC.

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
Service Providers Fees
Certain service providers have agreed to defer the payment of certain fees and expenses until the completion of the initial Business Combination. As of September 30, 2026 and December 31, 2025, the amount was $1,388,215 and $0, respectively.
NOTE 8 — SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026, there were 221,500 Class A ordinary shares issued and outstanding, excluding 14,375,000 Class A ordinary shares issued and outstanding subject to possible redemption. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 6,160,714 Class B ordinary shares issued and outstanding. The Founder Shares included an aggregate of up to 803,571 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On August 5, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the IPO. As such, the 803,571 Founder Shares are no longer subject to forfeiture.
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

BOA ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

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
NOTE 9 — FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Cash held in Trust Account	1	$144,558,284	$—
The fair value of the Public Rights issued in the IPO was $31,781,698. The Public Rights were classified within shareholders’ deficit and will not require remeasurement after issuance. The Public Rights were classified within Level 3 of the fair value hierarchy as of August 5, 2026, using the Probability-Weighted Expected Return Model.
The market assumptions used to determine fair value of the Public Rights are as follows:

August 5, 2026
Estimated share price	$10.00
Term (years)	1.0
Annual risk-free rate	4.03%
Probability of initial Business Combination	23.00%
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

As of September 30, 2026, we had not commenced any operations. All activity from our inception on July 24, 2025 through September 30, 2026 related to our formation and preparation for our IPO (as defined below).

Initial Public Offering and Private Placement

On August 5, 2026, the Company consummated its initial public offering (the “IPO”) of 14,375,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”) at $10.00 per Unit, raising $143,750,000 of gross proceeds. Of the 14,375,000 Units issued, 12,500,000 Units were included in the Company’s initial offering, and 1,875,000 Units resulted from the underwriter fully exercising its over-allotment option.

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

For the three months ended September 30, 2026, we had net income of $444,337, which consisted of income earned on cash held in the Trust Account of $808,284, partially offset by formation, general and administrative expenses of $363,947. For the period from July 24, 2025 (inception) to September 30, 2025, we had a net loss of $53,684, which consisted of formation, general and administrative expenses.

For the nine months ended September 30, 2026, we had net income of $392,967, which consisted of income earned on cash held in the Trust Account of $808,284, partially offset by formation, general and administrative expenses of $415,317. For the period from July 24, 2025 (inception) to September 30, 2025, we had a net loss of $53,684, which consisted of formation, general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2026, we had cash of $488,649 held outside the Trust Account and working capital of $514,202.

Sources of cash

Until the consummation of our IPO, our liquidity needs had been satisfied through the receipt of $25,000 from the sale of the founder shares to our Sponsor and amounts advanced by our Sponsor under an unsecured promissory note, which was repaid on August 5, 2026.

Following the IPO, a total of $143,750,000 was placed in the Trust Account, and the remaining cash from the sale of the Units and the Private Placement Units, net of any offering costs, was placed in our operating cash account.

In order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds, up to $2,500,000, as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, such loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit. As of September 30, 2026, there was no amount outstanding under the Working Capital Loans.

Uses of cash

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30, 2026	For the Period from July 24, 2025 (inception) through September 30, 2025
Net cash used in operating activities	$(422,187)	$(20,309)
Net cash used in investing activities	$(143,750,000)	$—
Net cash provided by financing activities	$144,660,836	$20,309

For the nine months ended September 30, 2026, net cash used in operating activities was $422,187, primarily consisting of net income of $392,967, partially offset by interest earned on cash held in the Trust Account of $808,284 and increased operating costs. Net cash used in investing activities was $143,750,000, which consisted of the funds deposited into the Trust Account. Net cash provided by financing activities was $144,660,836, which consisted of the proceeds from the IPO and Private Placement, partially offset by offering costs and the repayment of the note payable – related party.

For the period from July 24, 2025 through September 30, 2025, net cash used in operating activities was $20,309, consisting of a net loss of $53,684 partially offset by a $33,375 increase in accounts payable and accrued expenses. Net cash provided by financing activities of $20,309 consisted of operating expenses paid on our behalf by an affiliate of our Sponsor and added to the promissory note. We held no cash at any point during the period.

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

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Contractual Obligations

As of September 30, 2026, we did not have any long-term debt, capital lease obligations, or operating lease obligations.

We have agreed to pay an affiliate of our Sponsor a total of up to $13,333 per month for office space and administrative and support services. In addition, certain service providers have agreed to defer the payment of certain fees and expenses of $1,388,215 until the completion of our initial Business Combination.

Critical Accounting Estimates

The preparation of our condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates other than the fair value of the Rights issued in connection with the IPO, whose fair value was estimated as of the IPO date as disclosed in Note 9.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2026.

As previously disclosed, management identified a material weakness in our internal control over financial reporting related to (i) inadequate segregation of duties within account processes and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping which resulted in misstatements of classification and completeness of costs. This material weakness had not been fully remediated as of September 30, 2026.

In addition, management concluded that (ii) our controls around accounting for certain complex accounting transactions of the Class A ordinary shares subject to redemption issued by the Company were not effectively designed or maintained. This material weakness could result in a misstatement of complex accounting transactions, and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer or principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Remediation Plan

After identifying the material weaknesses, we commenced our remediation efforts by taking the following steps:

•	We have expanded and improved our review process for complex securities and related accounting standards.

•	We have increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

•	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our financial statements and related disclosures.

While we took considerable action to remediate the material weaknesses, such remediation has not been fully evidenced. We have expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

1
9

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive, Financial, and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOA ACQUISITION CORP. II

Date: November 12, 2026		/s/ Benjamin A. Friedman
	Name:	Benjamin A. Friedman
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)